Form 10-K
period 2016-12-31
Duke Energy Florida Project Finance, LLC; DUKE ENERGY FLORIDA, LLC.
filed 2017-03-31
CIK 1669374, 37637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2016 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________to________

Commission file number	Registrant, State of Incorporation or Organization, Address, Telephone Number and IRS Employer Identification No.	IRS Employer Identification No.
333-209196-01	DUKE ENERGY FLORIDA PROJECT FINANCE, LLC (a Delaware limited liability company) 299 First Avenue North St. Petersburg, Florida 33701 704-382-3853	81-0977581

1-03274	DUKE ENERGY FLORIDA, LLC (Depositor and Sponsor) (a Florida limited liability company) 299 First Avenue North St. Petersburg, Florida 33701 704-382-3853	59-0247770
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

Duke Energy Florida Project Finance, LLC (DEFPF)	Yes ☐
Duke Energy Florida, LLC (Duke Energy Florida)	Yes ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. (Response applicable to all registrants.) Yes ☐ No ☒
Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrants have submitted electronically and posted on their corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒  Smaller reporting company ☐
Indicate by check mark whether the registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
DOCUMENTS INCORPORATED BY REFERENCE
None

PART I
The following Items have been omitted pursuant to General Instruction J of Form 10-K:

•	Item 1. Business.

•	Item 1A. Risk Factors.

•	Item 2. Properties.
Item 1B. Unresolved Staff Comments.
None.
Item 3. Legal Proceedings.
On February 22, 2016, a lawsuit was filed in the U.S. District Court for the Southern District of Florida on behalf of a putative class of Duke Energy Florida, LLC's (Duke Energy Florida) and Florida Power & Light Company’s (FP&L) customers in Florida. The suit alleges the State of Florida’s nuclear power plant cost recovery statutes (NCRS) are unconstitutional and pre-empted by federal law. Plaintiffs claim they are entitled to repayment of all money paid by customers of Duke Energy Florida and FP&L as a result of the NCRS, as well as an injunction against any future charges under those statutes. The constitutionality of the NCRS has been challenged unsuccessfully in a number of prior cases on alternative grounds. Duke Energy Florida and FP&L filed motions to dismiss the complaint on May 5, 2016. On September 21, 2016, the Court granted the motions to dismiss with prejudice. Plaintiffs filed a motion for reconsideration, which was denied. On January 4, 2017, plaintiffs filed a notice of appeal. Duke Energy Florida cannot predict the outcome of this appeal. Even if all of the plaintiffs' requests for relief in this lawsuit are granted, there would be no impact on nuclear asset-recovery charges imposed by Duke Energy Florida or on the Series A Senior Secured Bonds (Bonds).
Item 4. Mine Safety Disclosures.
None.
PART II
The following Items have been omitted pursuant to General Instruction J of Form 10-K:

•	Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

•	Item 6. Selected Financial Data.

•	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

•	Item 8. Financial Statements and Supplementary Data.

•	Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

•	Item 9A. Controls and Procedures.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Following are the managers and executive officers of Duke Energy Florida Project Finance, LLC (DEFPF) as of March 31, 2017:

Name	Period
Stephen G. De May (age 54)
President, Chief Financial Officer, Treasurer, Senior Vice President, Tax and Manager of DEFPF	2016 – present
Treasurer and Senior Vice President, Tax of Duke Energy Florida and Duke Energy Corporation (Duke Energy)	2016 – present
Senior Vice President and Treasurer of Duke Energy Florida and Duke Energy	2014 – 2016
Vice President and Treasurer of Duke Energy Florida and Duke Energy	2012 – 2014
William E. Currens Jr. (age 48)
Manager of DEFPF	2016 – present
Senior Vice President, Chief Accounting Officer and Controller of Duke Energy Florida and Duke Energy	2016 – present
Vice President, Investor Relations of Duke Energy	2008 – 2016
Bernard J. Angelo (age 47)
Independent Manager of DEFPF	2016 – present
Senior Vice President of Global Securitization Services, LLC	1997 – present
DEFPF is a wholly owned, bankruptcy remote subsidiary of Duke Energy Florida, which in turn is a wholly owned subsidiary of Duke Energy.
Code of Conduct
Duke Energy has adopted a code of ethics that applies to all officers and employees of Duke Energy and its affiliates, including DEFPF. This code of ethics, entitled “Code of Business Ethics,” is posted on Duke Energy's website at www.duke-energy.com/our-company/about-us/ethics. Duke Energy's Code of Business Ethics is administered by the Chief Ethics and Compliance Officer of Duke Energy, who provides regular reports directly to the Audit Committee of the Board of Directors of Duke Energy.
Item 11. Executive Compensation.
Other than the annual independent manager fee of $3,500 paid to Global Securitization Services, LLC, DEFPF does not pay any compensation to its managers or executive officers.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
None.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
None.
Item 14. Principal Accountant Fees and Services.
Omitted pursuant to General Instruction J of Form 10-K.
PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a)(1) and (a)(2)	Financial Statements and Financial Statement Schedules are omitted pursuant to General Instruction J of Form 10-K as listed under Item 8 of this report.

(a)(3) and (b)	See Exhibit Index included as the last part of this report, which is incorporated herein by reference.

(c)	Not applicable.
Item 16. Form 10-K Summary.
None.
Item 1112(b). Significant Obligors of Pool Assets.
None.

Item 1114(b)(2). Credit Enhancement and Other Support, Except For Certain Derivative Instruments.
None.
Item 1115(b). Certain Derivative Instruments.
None.
Item 1117. Legal Proceedings.
On February 22, 2016, a lawsuit was filed in the U.S. District Court for the Southern District of Florida on behalf of a putative class of Duke Energy Florida's and FP&L's customers in Florida. The suit alleges the State of Florida’s nuclear power plant cost recovery statutes (NCRS) are unconstitutional and pre-empted by federal law. Plaintiffs claim they are entitled to repayment of all money paid by customers of Duke Energy Florida and FP&L as a result of the NCRS, as well as an injunction against any future charges under those statutes. The constitutionality of the NCRS has been challenged unsuccessfully in a number of prior cases on alternative grounds. Duke Energy Florida and FP&L filed motions to dismiss the complaint on May 5, 2016. On September 21, 2016, the Court granted the motions to dismiss with prejudice. Plaintiffs filed a motion for reconsideration, which was denied. On January 4, 2017, plaintiffs filed a notice of appeal. Duke Energy Florida cannot predict the outcome of this appeal. Even if all of the plaintiffs' requests for relief in this lawsuit are granted, there would be no impact on nuclear asset-recovery charges imposed by Duke Energy Florida or on the Bonds.
Item 1119. Affiliations and Certain Relationships and Related Transactions.
DEFPF is a wholly owned subsidiary of Duke Energy Florida, which is the depositor, sponsor and servicer.
Item 1122. Compliance With Applicable Servicing Criteria.
See Exhibits 33.1, 33.2, 34.1, and 34.2 of this Form 10-K.
Item 1123. Servicer Compliance Statement.
See Exhibit 35.1 of this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 31, 2017

DUKE ENERGY FLORIDA PROJECT FINANCE, LLC

By:	/s/ William E. Currens Jr.
William E. Currens Jr.
Manager

DUKE ENERGY FLORIDA, LLC

By:	/s/ William E. Currens Jr.
William E. Currens Jr.
Senior Vice President, Chief Accounting Officer and Controller
Duke Energy Florida, LLC

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
No such annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to the registrant’s security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.
EXHIBIT INDEX
Exhibits filed herewithin are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated.

Exhibit No.	Description of Exhibit
3.1	Certificate of Formation of Duke Energy Florida Project Finance, LLC (filed with the Registration Statement on Form SF-1 of Duke Energy Florida, LLC (File No. 333-209196) on January 29, 2016)
3.2	Amended and Restated Limited Liability Company Agreement of Duke Energy Project Finance, LLC, dated and effective as of June 10, 2016 (Form 8-K filed June 17, 2016)
4.1
Indenture, dated as of June 22, 2016, by and between Duke Energy Florida Project Finance, LLC, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee and Securities Intermediary (Form 8-K filed June 22, 2016)

99.1
Nuclear Asset-Recovery Property Servicing Agreement, dated as of June 22, 2016, by and between Duke Energy Florida Project Finance, LLC and Duke Energy Florida, LLC, as servicer (Form 8-K filed June 22, 2016)

99.2
Nuclear Asset-Recovery Property Purchase and Sale Agreement, dated as of June 22, 2016, by and between Duke Energy Florida Project Finance, LLC, and Duke Energy Florida, LLC, as seller (Form 8-K filed June 22, 2016)

99.3	Administration Agreement, dated as of June 22, 2016, by and between Duke Energy Florida Project Finance, LLC and Duke Energy Florida, LLC, as administrator (Form 8-K filed June 22, 2016)
99.7
Series Supplement, dated as of June 22, 2016, by and between Duke Energy Florida Project Finance, LLC, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee (Form 8-K filed June 22, 2016)

99.8
Intercreditor Agreement, dated as of June 22, 2016, by and among SunTrust Bank, The Bank of New York Mellon Trust Company, National Association, Duke Energy Florida Receivables LLC, Duke Energy Florida Project Finance, LLC, and Duke Energy Florida, LLC (Form 8-K filed June 22, 2016)

*31.1	Rule 13a-14(d)/15d-14(d) Certification
*33.1	Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Issuers for Duke Energy Florida, LLC, Servicer
*33.2	Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Issuers for The Bank of New York Mellon, Indenture Trustee
*34.1	Attestation Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Securities of Deloitte & Touche LLP on behalf of Duke Energy Florida, LLC, Servicer
*34.2	Attestation Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Securities of KPMG LLP on behalf of The Bank of New York Mellon, Indenture Trustee
*35.1	Servicer Compliance Statement