Form 10-K
period 2018-12-31
Duke Energy Florida Project Finance, LLC; DUKE ENERGY FLORIDA, LLC.
filed 2019-03-26
CIK 1669374, 37637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________to________

Commission file number	Registrant, State of Incorporation or Organization, Address, Telephone Number and IRS Employer Identification No.	IRS Employer Identification No.
333-209196-01	DUKE ENERGY FLORIDA PROJECT FINANCE, LLC (a Delaware limited liability company) 299 First Avenue North St. Petersburg, Florida 33701 704-382-3853	81-0977581

1-03274	DUKE ENERGY FLORIDA, LLC (Depositor and Sponsor) (a Florida limited liability company) 299 First Avenue North St. Petersburg, Florida 33701 704-382-3853	59-0247770
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

Duke Energy Florida Project Finance, LLC (DEFPF)	Yes ☐ No ☒
Duke Energy Florida, LLC (Duke Energy Florida)	Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. (Response applicable to all registrants.) Yes ☐ No ☒
Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrants have submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒  Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
DOCUMENTS INCORPORATED BY REFERENCE
None

PART I
The following Items have been omitted pursuant to General Instruction J of Form 10-K:

•	Item 1. Business.

•	Item 1A. Risk Factors.

•	Item 2. Properties.
Item 1B. Unresolved Staff Comments.
None.
Item 3. Legal Proceedings.
On February 22, 2016, a lawsuit was filed in the U.S. District Court for the Southern District of Florida on behalf of a class of Duke Energy Florida and FP&L's customers in Florida. The suit alleges the State of Florida's NCRS are unconstitutional and pre-empted by federal law. Plaintiffs claim they are entitled to repayment of all money paid by customers of Duke Energy Florida and FP&L as a result of the NCRS, as well as an injunction against any future charges under those statutes. The constitutionality of the NCRS has been challenged unsuccessfully in a number of prior cases on alternative grounds. Duke Energy Florida and FP&L filed motions to dismiss the complaint on May 5, 2016. On September 21, 2016, the Court granted the motions to dismiss with prejudice. Plaintiffs filed a motion for reconsideration, which was denied. On January 4, 2017, plaintiffs filed a notice of appeal to the Eleventh Circuit U.S. Court of Appeals (Eleventh Circuit). On July 11, 2018, the Eleventh Circuit affirmed the U.S. District Court's dismissal of the lawsuit. The deadline to file a petition for cert was October 9, 2018, and no petition was filed; therefore, the dismissal of the lawsuit is final.
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
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Following are the managers and executive officers of Duke Energy Florida Project Finance, LLC (DEFPF) as of December 31, 2018:

Name	Period
Karl W. Newlin (age 50)
President, Chief Financial Officer, Treasurer, Senior Vice President and Manager of DEFPF	2018 – present
Treasurer and Senior Vice President of Duke Energy Florida and Duke Energy Corporation (Duke Energy)	2018 – present
Senior Vice President, Corporate Development of Duke Energy	2018 – present
Dwight L. Jacobs (age 53)
Manager of DEFPF	2018 – present
Senior Vice President, Chief Accounting Officer, Tax and Controller of Duke Energy Florida and Duke Energy	2018 – present
Senior Vice President, Chief Accounting Officer and Controller of Duke Energy Florida and Duke Energy	2018 – present
Senior Vice President, Financial Planning and Analysis of Duke Energy	2016 – 2018
Chief Risk Officer of Duke Energy	2014 – 2016
Vice President, Rates and Regulatory Strategy of Duke Energy	2010 – 2014
Bernard J. Angelo (age 48)
Independent Manager of DEFPF	2016 – present
Senior Vice President of Global Securitization Services, LLC	1997 – present
DEFPF is a wholly owned, bankruptcy remote subsidiary of Duke Energy Florida, which in turn is a wholly owned subsidiary of Duke Energy. DEF is an indirect wholly owned sub of Duke Energy Corporation.
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
None.
Item 1114(b)(2). Credit Enhancement and Other Support, Except For Certain Derivative Instruments.
None.
Item 1115(b). Certain Derivative Instruments.
None.
Item 1117. Legal Proceedings.
On February 22, 2016, a lawsuit was filed in the U.S. District Court for the Southern District of Florida on behalf of a class of Duke Energy Florida and FP&L's customers in Florida. The suit alleges the State of Florida's NCRS are unconstitutional and pre-empted by federal law. Plaintiffs claim they are entitled to repayment of all money paid by customers of Duke Energy Florida and FP&L as a result of the NCRS, as well as an injunction against any future charges under those statutes. The constitutionality of the NCRS has been challenged unsuccessfully in a number of prior cases on alternative grounds. Duke Energy Florida and FP&L filed motions to dismiss the complaint on May 5, 2016. On September 21, 2016, the Court granted the motions to dismiss with prejudice. Plaintiffs filed a motion for reconsideration, which was denied. On January 4, 2017, plaintiffs filed a notice of appeal to the Eleventh Circuit U.S. Court of Appeals (Eleventh Circuit). On July 11, 2018, the Eleventh Circuit affirmed the U.S. District Court's dismissal of the lawsuit. The deadline to file a petition for cert was October 9, 2018, and no petition was filed; therefore, the dismissal of the lawsuit is final.
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
3.1
Certificate of Formation of Duke Energy Florida Project Finance, LLC (incorporated by reference to Registration Statement on Form SF-1 of Duke Energy Florida, LLC filed on January 29, 2016, File No. 333-209196)

3.2
Amended and Restated Limited Liability Company Agreement of Duke Energy Project Finance, LLC, dated and effective as of June 10, 2016 (incorporated by reference to Exhibit 3.2 to Form 8-K filed June 17, 2016, File No. 333-209196-01)

4.1
Indenture, dated as of June 22, 2016, by and between Duke Energy Florida Project Finance, LLC, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee and Securities Intermediary (incorporated by reference to Exhibit 4.1 to Form 8-K filed June 22, 2016, File No. 333-209196-01)

99.1
Nuclear Asset-Recovery Property Servicing Agreement, dated as of June 22, 2016, by and between Duke Energy Florida Project Finance, LLC and Duke Energy Florida, LLC, as servicer (incorporated by reference to Exhibit 99.1 to Form 8-K filed June 22, 2016, File No. 333-209196-01)

99.2
Nuclear Asset-Recovery Property Purchase and Sale Agreement, dated as of June 22, 2016, by and between Duke Energy Florida Project Finance, LLC, and Duke Energy Florida, LLC, as seller (incorporated by reference to Exhibit 99.2 to Form 8-K filed June 22, 2016, File No. 333-209196-01)

99.3
Administration Agreement, dated as of June 22, 2016, by and between Duke Energy Florida Project Finance, LLC and Duke Energy Florida, LLC, as administrator (incorporated by reference to Exhibit 99.3 to Form 8-K filed June 22, 2016, File No. 333-209196-01)

99.7
Series Supplement, dated as of June 22, 2016, by and between Duke Energy Florida Project Finance, LLC, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee (incorporated by reference to Exhibit 99.7 to Form 8-K filed June 22, 2016, File No. 333-209196-01)

99.8
Intercreditor Agreement, dated as of June 22, 2016, by and among SunTrust Bank, The Bank of New York Mellon Trust Company, National Association, Duke Energy Florida Receivables LLC, Duke Energy Florida Project Finance, LLC, and Duke Energy Florida, LLC (incorporated by reference to Exhibit 99.8 to Form 8-K filed June 22, 2016, File No. 333-209196-01)

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
Date: March 26, 2019

DUKE ENERGY FLORIDA PROJECT FINANCE, LLC

By:	/s/ Dwight L. Jacobs
Dwight L. Jacobs
Manager

DUKE ENERGY FLORIDA, LLC

By:	/s/ Dwight L. Jacobs
Dwight L. Jacobs
Senior Vice President, Chief Accounting Officer, Tax and Controller
Duke Energy Florida, LLC