Form 10-K
period 2019-12-31
Duke Energy Florida Project Finance, LLC; DUKE ENERGY FLORIDA, LLC.
filed 2020-03-27
CIK 1669374, 37637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________to________

Commission file number	Registrant, State of Incorporation or Organization, Address, Telephone Number and IRS Employer Identification No.	IRS Employer Identification No.
333-209196-01	DUKE ENERGY FLORIDA PROJECT FINANCE, LLC	81-0977581
(a Delaware limited liability company)
299 First Avenue North
St. Petersburg, Florida 33701
704-382-3853

1-03274	DUKE ENERGY FLORIDA, LLC	59-0247770
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
None.
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
Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Following are the managers and executive officers of Duke Energy Florida Project Finance, LLC (DEFPF) as of December 31, 2019:

Name	Period
Karl W. Newlin (age 51)
President, Chief Financial Officer, Treasurer, Senior Vice President and Manager of DEFPF	2018 – present
Treasurer and Senior Vice President of Duke Energy Florida and Duke Energy Corporation (Duke Energy)	2018 – present
Senior Vice President, Corporate Development of Duke Energy	2018 – present
Dwight L. Jacobs (age 54)
Senior Vice President, Chief Accounting Officer, Tax and Controller of Duke Energy Florida and Duke Energy	2019 – present
Manager of DEFPF	2018 – present
Senior Vice President, Chief Accounting Officer and Controller of Duke Energy Florida and Duke Energy	2018 – 2019
Senior Vice President, Financial Planning and Analysis of Duke Energy	2016 – 2018
Chief Risk Officer of Duke Energy	2014 – 2016
Bernard J. Angelo (age 49)
Independent Manager of DEFPF	2016 – present
Senior Vice President of Global Securitization Services, LLC	1997 – present
DEFPF is a wholly owned, bankruptcy remote subsidiary of Duke Energy Florida, which in turn is a wholly owned subsidiary of Florida Progress, LLC. Duke Energy Florida is an indirect wholly owned subsidiary of Duke Energy.

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
None.
Item 14. Principal Accounting Fees and Services.
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
None.
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
Date: March 27, 2020

DUKE ENERGY FLORIDA PROJECT FINANCE, LLC

By:	/s/ Dwight L. Jacobs
Dwight L. Jacobs
Manager

DUKE ENERGY FLORIDA, LLC

By:	/s/ Dwight L. Jacobs
Dwight L. Jacobs
Senior Vice President, Chief Accounting Officer, Tax and Controller
Duke Energy Florida, LLC