Form 10-K
period 2020-12-31
Duke Energy Florida Project Finance, LLC; DUKE ENERGY FLORIDA, LLC.
filed 2021-03-30
CIK 1669374, 37637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020 or

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
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. (Response applicable to all registrants.) Yes ☐ No ☒
Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrants have submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒  Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7252(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
DOCUMENTS INCORPORATED BY REFERENCE
None

PART I
The following Items have been omitted pursuant to General Instruction J of Form 10-K:
•Item 1. Business.
•Item 1A. Risk Factors.
•Item 2. Properties.
Item 1B. Unresolved Staff Comments.
None.
Item 3. Legal Proceedings.
None.
Item 4. Mine Safety Disclosures.
None.
PART II
The following Items have been omitted pursuant to General Instruction J of Form 10-K:
•Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
•Item 6. Selected Financial Data.
•Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
•Item 8. Financial Statements and Supplementary Data.
•Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
•Item 9A. Controls and Procedures.
Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Following are the managers and executive officers of Duke Energy Florida Project Finance, LLC (DEFPF) as of December 31, 2020:

Name	Period
Karl W. Newlin (age 52)
President, Chief Financial Officer, Treasurer, Senior Vice President and Manager of DEFPF	2018 – present
Treasurer and Senior Vice President of Duke Energy Florida and Duke Energy Corporation (Duke Energy)	2018 – present
Senior Vice President, Corporate Development of Duke Energy	2018 – present
Dwight L. Jacobs (age 55)
Senior Vice President, Chief Accounting Officer, Tax and Controller of Duke Energy Florida and Duke Energy	2019 – present
Manager of DEFPF	2018 – present
Senior Vice President, Chief Accounting Officer and Controller of Duke Energy Florida and Duke Energy	2018 – 2019
Senior Vice President, Financial Planning and Analysis of Duke Energy	2016 – 2018
Chief Risk Officer of Duke Energy	2014 – 2016
Bernard J. Angelo (age 51)
Independent Manager of DEFPF	2016 – present
Senior Vice President of Global Securitization Services, LLC	1997 – present
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

*31.1	Rule 13a-14(d)/15d-14(d) Certification
*33.1	Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Issuers for Duke Energy Florida, LLC, Servicer
*33.2	Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Issuers for The Bank of New York Mellon, Indenture Trustee
*34.1	Attestation Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Securities of Deloitte & Touche LLP on behalf of Duke Energy Florida, LLC, Servicer
*34.2	Attestation Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Securities of KPMG LLP on behalf of The Bank of New York Mellon, Indenture Trustee
*35.1	Servicer Compliance Statement
*104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 30, 2021

DUKE ENERGY FLORIDA PROJECT FINANCE, LLC

By:	/s/ Dwight L. Jacobs
Dwight L. Jacobs
Manager

DUKE ENERGY FLORIDA, LLC

By:	/s/ Dwight L. Jacobs
Dwight L. Jacobs
Senior Vice President, Chief Accounting Officer, Tax and Controller
Duke Energy Florida, LLC