Form 10-K
period 2021-12-31
Duke Energy Florida Project Finance, LLC; DUKE ENERGY FLORIDA, LLC.
filed 2022-03-29
CIK 1669374, 37637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021 or

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
None
Auditor Firm ID: 34      Auditor Name: Deloitte & Touche LLP Auditor Location: Charlotte, NC

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
•Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
•Item 8. Financial Statements and Supplementary Data.
•Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
•Item 9A. Controls and Procedures.
Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Following are the executive officers and managers of Duke Energy Florida Project Finance, LLC (DEFPF) as of December 31, 2021:

Name	Age	Current and Recent Positions Held
Karl W. Newlin	53
Senior Vice President, Corporate Development & Treasurer, Duke Energy Florida and Duke Energy Corporation. Mr. Newlin assumed his role as Senior Vice President, Corporate Development & Treasurer in 2018. In addition, he assumed his role as President, Chief Financial Officer, Treasurer, Senior Vice President and Manager of DEFPF in 2018.

Cynthia S. Lee	55
Vice President, Chief Accounting Officer and Controller, Duke Energy Florida and Duke Energy Corporation. Ms. Lee assumed her role as Vice President, Chief Accounting Officer and Controller in May 2021. Prior to that, she served as Director, Investor Relations since June 2019 and in various roles within the Corporate Controller's organization after joining the Corporation and its affiliates in 2002. Her role as Manager with DEFPF began in May 2021.

Bernard J. Angelo	52
Senior Vice President of Global Securitization Services, LLC. Mr. Angelo assumed his role as Senior Vice President of Global Securitization Services in 1997. In addition, he assumed his role as Independent Manager of DEFPF in 2016.

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
Date: March 29, 2022

DUKE ENERGY FLORIDA PROJECT FINANCE, LLC

By:	/s/ Cynthia S. Lee
Cynthia S. Lee
Manager

DUKE ENERGY FLORIDA, LLC

By:	/s/ Cynthia S. Lee
Cynthia S. Lee
Vice President, Chief Accounting Officer and Controller
Duke Energy Florida, LLC