Form 10-K
period 2023-12-31
Duke Energy Florida Project Finance, LLC; DUKE ENERGY FLORIDA, LLC.
filed 2024-03-27
CIK 1669374, 37637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023 or

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
(a Delaware limited liability company)
525 South Tryon Street
Charlotte, North Carolina 28202
800-488-3853

1-03274	DUKE ENERGY FLORIDA, LLC	59-0247770
(Depositor and Sponsor)
(a Florida limited liability company)
299 First Avenue North
St. Petersburg, Florida 33701
800-488-3853
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
•Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
•Item 8. Financial Statements and Supplementary Data.
•Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
•Item 9A. Controls and Procedures.
Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Following are the executive officers and managers of Duke Energy Florida Project Finance, LLC (DEFPF) as of December 31, 2023:

Name	Age	Current and Recent Positions Held
Karl W. Newlin	55
Senior Vice President, Corporate Development & Treasurer, Duke Energy Florida and Duke Energy Corporation. Mr. Newlin assumed his role as Senior Vice President, Corporate Development & Treasurer in 2018. In addition, he assumed his role as President, Chief Financial Officer, Treasurer, and Manager of DEFPF in November 2018.

Cynthia S. Lee	57
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

Bernard J. Angelo	54
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
Date: March 27, 2024

DUKE ENERGY FLORIDA PROJECT FINANCE, LLC

By:	/s/ Cynthia S. Lee
Cynthia S. Lee
Manager

DUKE ENERGY FLORIDA, LLC

By:	/s/ Cynthia S. Lee
Cynthia S. Lee
Vice President, Chief Accounting Officer and Controller
Duke Energy Florida, LLC