Form 10-K
period 2024-12-31
Duke Energy Florida Project Finance, LLC; DUKE ENERGY FLORIDA, LLC
filed 2025-03-28
CIK 1669374, 37637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024 or

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
•Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
•Item 8. Financial Statements and Supplementary Data.
•Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
•Item 9A. Controls and Procedures.
Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Following are the executive officers and managers of Duke Energy Florida Project Finance, LLC (DEFPF) as of December 31, 2024:

Name	Age	Current and Recent Positions Held
Michael P. Callahan	49
Senior Vice President & Treasurer, Duke Energy Florida and Duke Energy Corporation. Mr. Callahan assumed his role as Senior Vice President & Treasurer in 2024. In addition, he assumed his role as President, Treasurer, Chief Financial Officer, and Manager of DEFPF in November 2024.

Cynthia S. Lee	58
Senior Vice President, Chief Accounting Officer and Controller, Duke Energy Florida and Duke Energy Corporation. Ms. Lee has served as Senior Vice President, Chief Accounting Officer and Controller since November 2024. Prior to that, she served as Vice President, Chief Accounting Officer and Controller from May 2021 to November 2024; Director of Investor Relations from June 2019 to May 2021; and in various roles within the Corporate Controller's organization after joining the Corporation and its affiliates in 2002. Her role as Manager and Controller with DEFPF began in May 2021.

Bernard J. Angelo	55
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
EXHIBIT INDEX
Exhibits filed herewith are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated.

Exhibit No.	Description of Exhibit
3.1
Certificate of Formation of Duke Energy Florida Project Finance, LLC (incorporated by reference to Exhibit 3.1 to Registration Statement on Form SF-1 of Duke Energy Florida, LLC filed on January 29, 2016, File No. 333-209196-01)

3.2
Amended and Restated Limited Liability Company Agreement of Duke Energy Project Finance, LLC, dated and effective as of June 10, 2016 (incorporated by reference to Exhibit 3.2 to Form 8-K filed June 17, 2016, File No. 333-209196-01)

4.1
Indenture, dated as of June 22, 2016, by and between Duke Energy Florida Project Finance, LLC, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee and Securities Intermediary (incorporated by reference to Exhibit 4.1 to Form 8-K filed June 22, 2016, File No. 333-209196-01)

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

*104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 28, 2025

DUKE ENERGY FLORIDA PROJECT FINANCE, LLC

By:	/s/ Cynthia S. Lee
Cynthia S. Lee
Manager

DUKE ENERGY FLORIDA, LLC

By:	/s/ Cynthia S. Lee
Cynthia S. Lee
Senior Vice President, Chief Accounting Officer and Controller
Duke Energy Florida, LLC