Form 10-K
period 2025-12-31
Duke Energy Florida Project Finance, LLC; DUKE ENERGY FLORIDA, LLC
filed 2026-03-26
CIK 1669374, 37637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025 or

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
•Item 1C. Cybersecurity.
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
•Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
•Item 8. Financial Statements and Supplementary Data.
•Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
•Item 9A. Controls and Procedures.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Following are the executive officers and managers of Duke Energy Florida Project Finance, LLC ("DEFPF") as of the date of the report:

Name	Age	Current and Recent Positions Held
Nicholas J. Giaimo	44
Senior Vice President, Treasurer and Chief Risk Officer, Duke Energy Florida and Duke Energy Corporation. Mr. Giaimo has served in this role since January 2026, when he also assumed his role as President, Chief Financial Officer and Treasurer of DEFPF. Prior to this, he served as Senior Vice President of Financial Planning & Analysis, from November 2024 to January 2026; Vice President Financial Planning & Analysis from May 2021 to November 2024; Director Financial Planning & Analysis Carolinas Electric Utilities, from August 2019 to May 2021; Director Financial Planning & Analysis and CFO of Natural Gas Segment, from October 2016 to August 2019. During his tenure at Piedmont Natural Gas, Mr. Giaimo served as Assistant Treasurer and Director Investor Relations from November 2014 to October 2016 and Manager Capital Markets and Investor Relations, August 2007 to November 2014.

Abigail L. Motsinger	42
Senior Vice President, Chief Accounting Officer and Controller. Ms. Motsinger has been appointed to serve as Senior Vice President, Chief Accounting Officer and Controller, effective March 2026. Prior to that she was Vice President, Investor Relations from November 2022 until March 2026; Director, Jurisdictional Forecasting from May 2021 until November 2022; Investor Relations Manager from November 2017 until May 2021; and, prior to that, in various roles of increasing responsibility since joining Duke Energy in 2010. Her role as Manager and Controller of DEFPF began in March 2026.

Bernard J. Angelo	56
Senior Vice President of Global Securitization Services, LLC. Mr. Angelo assumed his role as Senior Vice President of Global Securitization Services in 1997. In addition, he assumed his role as Independent Manager of DEFPF in January 2016.

DEFPF is a wholly owned, bankruptcy remote subsidiary of Duke Energy Florida, which in turn is a wholly owned subsidiary of Florida Progress, LLC. In August 2025, Duke Energy, Progress Energy and Florida Progress entered into an investment agreement with an affiliate of Brookfield Super-Core Infrastructure Partners (Investor) related to an indirect minority interest investment in Duke Energy Florida. The first closing occurred on March 3, 2026. Following the first closing, Investor received certain limited rights commensurate with its eventual anticipated 19.7% investment in Florida Progress.
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
3.1
Certificate of Formation of Duke Energy Florida Project Finance, LLC (incorporated by reference to Exhibit 3.1 to Registration Statement on Form SF-1 of Duke Energy Florida, LLC and Duke Energy Florida Project Finance, LLC filed on January 29, 2016, File No. 333-209196-01)

3.2
Amended and Restated Limited Liability Company Agreement of Duke Energy Project Finance, LLC, dated and effective as of June 10, 2016 (incorporated by reference to Exhibit 3.2 to Form 8-K filed June 17, 2016, File No. 333-209196-01)

4.1
Indenture, dated as of June 22, 2016, by and between Duke Energy Florida Project Finance, LLC, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee and Securities Intermediary (incorporated by reference to Exhibit 4.1 to Form 8-K filed June 22, 2016, File No. 333-209196-01)

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
Date: March 26, 2026

DUKE ENERGY FLORIDA PROJECT FINANCE, LLC

By:	/s/ Abigail L. Motsinger
Abigail L. Motsinger
Manager

DUKE ENERGY FLORIDA, LLC

By:	/s/ Abigail L. Motsinger
Abigail L. Motsinger
Senior Vice President, Chief Accounting Officer and Controller
Duke Energy Florida, LLC